Form 10-Q
period 2014-06-30
Mercury New Holdco, Inc.
filed 2014-09-05
CIK 1606355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:          333-195850

MERCURY NEW HOLDCO, INC.

(Exact name of registrant as specified in its charter)

Virginia	46-5188184
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 E. Franklin St., Richmond, VA	23219
(Address of principal executive offices)	(Zip Code)

(804) 887-5000

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                    No          X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes          X          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Larger accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 31, 2014.

Common stock (no par value):          100

MERCURY NEW HOLDCO, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2014

Page

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – June 30, 2014 and March 19, 2014	1

	Consolidated Condensed Statements of Comprehensive Income – Three months ended June 30, 2014 and for the period from March 19, 2014 (date of incorporation) to June 30, 2014	3

	Consolidated Condensed Statements of Cash Flows – Period from March 19, 2014 (date of incorporation) ended June 30, 2014	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	7

Item 4.	Controls and Procedures	7

Part II. Other Information

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 6.	Exhibits	9

	(a) Exhibits

Signatures		10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mercury New Holdco, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, In thousands, except shares)

ASSETS
	June 30,	March 19,
	2014	2014
Current assets:
Total current assets	$-	$-

Total assets	$-	$-

See accompanying notes.

Mercury New Holdco, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, In thousands, except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	March 19,
	2014	2014
Current liabilities:
Total current liabilities	$-	$-

Total liabilities	-	-

Commitments and contingencies

Stockholders' equity:
Common stock (no par value), 1,000 shares authorized, 100 shares issued and outstanding	0.1	0.1
Subscriptions receivable	(0.1)	(0.1)
Retained earnings	-	-
Total stockholders' equity	-	-
Total liabilities and stockholders' equity	$-	$-

See accompanying notes.

Mercury New Holdco, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, In thousands, except per share amounts)

Period from
March 19
	Three Months Ended	(Date of incorporation)
	June 30,	to June 30,
	2014	2014

Net operating revenue	$-	$-
Operating costs:
Total operating costs	-	-
Operating income	-	-
Other expense:
Total other expense	-	-

Income before income taxes	-	-
Income tax expense	-	-
Net income	-	-

Other comprehensive income	-	-
Total comprehensive income	$-	$-

Earnings per common share (basic and diluted):

Net earnings per common share (basic)	$-	$-

Net earnings per common share (assuming dilution)	$-	$-

Weighted-average common shares outstanding:
Basic	0.1	0.1
Diluted	0.1	0.1

See accompanying notes.

Mercury New Holdco, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, In thousands)

Period from
March 19
(Date of incorporation)
to June 30,
2014
Cash flows from operating activities:
Net income	$-
Adjustments to reconcile net income:
Change in assets and liabilities:
Net cash provided by operating activities	-
Cash flows from investing activities:
Net cash provided by investing activities	-
Cash flows from financing activities:
Net cash provided by financing activities	-
Net increase in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

See accompanying notes.

MERCURY NEW HOLDCO, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Mercury New Holdco, Inc.

Mercury New Holdco, Inc. (“New Holdco”), is a Virginia corporation and a direct, wholly owned subsidiary of Media General, Inc. (“Media General”). New Holdco was formed on March 19, 2014, solely to effect the combination of Media General and LIN Media LLC (“LIN”) by merging Mercury Merger Sub 1, Inc., its direct, wholly owned subsidiary, with and into Media General, and merging Mercury Merger Sub 2, LLC, its direct, wholly owned subsidiary, with and into LIN, in each case, as provided for in their merger agreement dated as of March 21, 2014, as amended on August 20, 2014. New Holdco has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incidental to its formation and matters contemplated by the merger agreement, as amended, from its March 19, 2014, date of incorporation through June 30, 2014.

Following the completion of the merger transaction, New Holdco will be the parent company of Media General and LIN and will be renamed “Media General, Inc.” The voting common stock of New Holdco is expected to be listed for trading on the NYSE under the symbol “MEG.” In the transaction contemplated by the merger agreement, as amended, Media General shareholders will receive one share of New Holdco for each share of Media General that they own upon closing. All LIN shareholders will receive for each LIN share that they own upon closing, at their election, $25.97 in cash or 1.4714 shares of New Holdco, subject to proration procedures described in the merger agreement, as amended. The maximum cash amount that will be paid to the LIN shareholders is $763 million.

Mercury Merger Sub 1, Inc.

Mercury Merger Sub 1, Inc. (“Merger Sub 1”) is a Virginia corporation and a direct, wholly owned subsidiary of New Holdco. Merger Sub 1 was formed solely for the purpose of consummating the merger of Merger Sub 1 with and into Media General, as provided for in the merger agreement. Merger Sub 1 has not carried on any activities incidental to its formation and activities undertaken in connect with the transactions contemplated by the merger agreement.

Mercury Merger Sub 2, LLC

Mercury Merger Sub 2, LLC (“Merger Sub 2”) is a Delaware limited liability company and a direct, wholly owned subsidiary of New Holdco. Merger Sub 2 was formed solely for the purpose of consummating the merger of Merger Sub 2 with and into LIN, as provided for in the merger agreement. Merger Sub 2 has not carried on any activities to date, except for activities incidental to its formation and activities undertaken in connection with the transactions contemplated by the merger agreement.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with applicable quarterly reporting regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

New Holdco was formed on March 19, 2014, as a wholly owned subsidiary of Media General in conjunction with a merger agreement dated as of March 21, 2014, as amended on August 20, 2014. Following the closing of the merger transaction, New Holdco will be renamed Media General, Inc. and will be the parent company of both Media General and LIN. In the transaction, Media General shareholders will receive one share of New Holdco for each share of Media General that they own upon closing. All LIN shareholders will receive for each LIN share that they own upon closing, at their election, $25.97 in cash or 1.4714 shares of New Holdco, subject to proration procedures described in the merger agreement, as amended. The maximum cash amount that will be paid to the LIN shareholders is $763 million. It is anticipated that, upon the closing of the transaction, Media General’s former shareholders will own approximately 67%, and LIN’s former shareholders will own approximately 33%, of the fully diluted shares of the new holding company. The voting common stock of Media General trades, and after completion of the transaction, the voting common stock of New Holdco is expected to trade, on the New York Stock Exchange under the symbol “MEG.”

New Holdco has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incidental to its formation and matters contemplated by the merger agreement, as amended, from its March 19, 2014, date of incorporation through June 30, 2014.

* * * * * * * *

The statements above should be read together with the condensed consolidated financial statements. Certain statements in this quarterly report that are not historical facts are “forward-looking” statements, as that term is defined by the federal securities laws. Forward-looking statements include statements related to accounting estimates and assumptions, expectations regarding the pending merger, regulatory approvals and approval by shareholders and FCC approval of license applications. Forward-looking statements, including those which use words such as New Holdco “believes,” “anticipates,” “expects,” “estimates,” “intends,” “projects,” “plans,” “may” and similar words, including “outlook”, are made as of the date of this filing and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The reader should understand that it is not possible to foresee or identify all risk factors. Consequently, any such list should not be considered a complete statement of all potential risks or uncertainties.

Various important factors could cause actual results to differ materially from New Holdco’s forward looking statements, estimates or projections including, without limitation:  failure to complete the merger transaction, the ability to satisfy debt obligations, regulatory approvals, changes in advertising demand, changes in economic conditions, failure to capture the expected synergies from the merger transaction, changes in consumer preferences for programming and delivery method, changes in relationships with broadcast networks, changes in relationships with cable and satellite providers, the performance of pension plan assets, health care cost trends, regulatory rulings including those related to ERISA and income tax law, natural disasters, the effects of retransmission agreements and integration efforts on New Holdco’s results of operations and its financial condition. Actual results may differ materially from those suggested by forward-looking statements for a number of reasons including those described in Part II, Item 1A.(“Risk Factors”) of this Form 10-Q.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.

During the period covered by this report, New Holdco did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.

Item 4.          Controls and Procedures

New Holdco’s management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of New Holdco’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, New Holdco’s management, including the principal executive officer and principal financial officer, concluded that the New Holdco’s disclosure controls and procedures were effective as of June 30, 2014. There have been no significant changes in New Holdco’s internal controls or in other factors that are reasonably likely to adversely affect internal control during the period from March 19, 2014 (date of incorporation) to June 30, 2014.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Following the announcement on March 21, 2014, of the execution of the merger agreement, three complaints were filed in the Delaware Court of Chancery challenging the proposed acquisition of LIN: Sciabacucchi v. Lin Media LLC, et al. (C.A. No. 9530-CB), International Union of Operating Engineers Local 132 Pension Fund v. Lin Media LLC, et al. (C.A. No.9538-CB), and Pryor v. Lin Media LLC, et al. (C.A. No. 9577-CB). The litigations are putative class actions filed on behalf of the public stockholders of LIN and name as defendants LIN, its directors, Media General, New Holdco, Merger Sub 1 and Merger Sub 2 and HM Capital Partners LLC and several of its alleged affiliates (Hicks, Muse, Tate & Furst Equity Fund III, L.P.; HM3 Coinvestors, L.P.; Hicks, Muse, Tate & Furst Equity Fund IV, L.P.; Hicks, Muse, Tate & Furst Private Equity Fund IV, L.P.; HM4-EQ Coinvestors, L.P.; Hicks, Muse & Co. Partners, L.P.; Muse Family Enterprises, Ltd.; and JRM Interim Investors, L.P. (together with HM Capital Partners LLC and individual director defendant John R. Muse, which are collectively referred to as “HMC”)).

On April 18, 2014, the plaintiff in Engineers Local 132 Pension Fund voluntarily dismissed that action without prejudice and, on April 21, 2014, the Court approved the dismissal.

The operative complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the merger transaction, that the entity defendants aided and abetted those breaches and that individual director defendant Royal W. Carson III and HMC breached their fiduciary duties as controlling shareholders of LIN by causing LIN to enter into the merger transaction, which plaintiffs allege will provide disparate consideration to HMC. The complaints seek, among other things, declaratory and injunctive relief enjoining the merger transaction. On April 25, 2014, the plaintiff in the Sciabacucchi action filed an amended complaint, and the plaintiffs in the Sciabacucchi and Pryor actions each filed a motion for an expedited hearing on the plaintiff’s (yet-to-be filed) motion for a permanent injunction to enjoin the merger transaction, requesting, among other things, that the Court set a permanent injunction hearing for September 2014. On April 30, 2014, the plaintiffs in the Sciabacucchi and Pryor actions filed a stipulation to consolidate the two actions, which was approved by the Court on May 1, 2014.

On May 15, 2014, plaintiffs in the consolidated action sent a letter to the Court withdrawing the pending motion to expedite.

The outcome of the lawsuit is uncertain and cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of LIN or Media General. An adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger transaction.

Item 1A.     Risk Factors

New Holdco is subject to those risk factors set forth under the caption “Risk Factors” in the registration statement on Form S-4 (file No. 333-195850), as amended, filed by Mercury New Holdco, Inc. with the SEC, which was declared effective on July 24, 2014.

Item 6.          Exhibits

(a)     Exhibits

2.1

Agreement and Plan or Merger by and among Media General, Inc., Mercury New Holdco, Inc., Mercury Merger Sub 1, Inc., Mercury Merger Sub 2, LLC and LIN Media LLC dated as of March 21, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed by Media General, Inc. (file No. 001-06383), filed with the SEC on March 25, 2014)

2.2

Amendment No. 1 to Agreement and Plan or Merger by and among Mercury New Holdco, Inc., LIN Media LLC, Mercury Merger Sub 1, Inc., Mercury Merger Sub 2, LLC and Media General, Inc., dated as of August 20, 2014 (incorporated by reference to Exhibit 2.1 of Form 8-K filed by Mercury New Holdco, Inc. (file No. 333-195850), filed with the SEC on August 20, 2014)

3.1	Articles of Incorporation of Mercury New Holdco, Inc., incorporated by reference to Exhibit 3.1 of Form S-4 (file No. 333-195850), filed with the SEC on May 9, 2014 (1)
3.2	By-laws of Mercury New Holdco, Inc., incorporated by reference to Exhibit 3.1 of Form S-4 (file No. 333-195850), filed with the SEC on May 9, 2014 (2)
10.1

Voting and Support Agreement by and among LIN Media LLC, Mercury New Holdco, Inc., and the Shareholders (as defined) dated as of March 21, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Media General, Inc. (file No. 001-06383), filed with the SEC on March 25, 2014)

10.2

Voting and Support Agreement by and among LIN Media LLC, Mercury New Holdco, Inc., and Carson LIN SBS L.P. dated as of March 21, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Media General, Inc. (file No. 001-06383), filed with the SEC on March 25, 2014)

10.3

Voting and Support Agreement by and among LIN Media LLC, Mercury New Holdco, Inc., and Standard General Communications, LLC, dated as of March 21, 2014 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Media General, Inc. (file No. 001-06383), filed with the SEC on March 25, 2014)

10.4

Employment Agreement by and among Mercury New Holdco, Inc., LIN Media LLC, LIN Television Corporation, and Vincent L. Sadusky dated as of March 21, 2014 (incorporated by reference to Exhibit 10.4 of Form S-4 (file No. 333-195850), filed with the SEC on May 9, 2014

31.1	Section 302 Principal Executive Officer Certification
31.2	Section 302 Principal Financial Officer Certification
32	Section 906 Principal Executive Officer and Principal Financial Officer Certification

101

The following financial information from the Mercury New Holdco, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL includes: (i) Consolidated Condensed Balance Sheets at June 30, 2014 and March 19, 2014, (ii) Consolidated Condensed Statements of Comprehensive Income for the three months ended June 30, 2014 and for the period from March 19, 2014 (date of incorporation) to June 30, 2014, (iii) Consolidated Condensed Statements of Cash Flows for the period from March 19, 2014 (date of incorporation) to June 30, 2014, and (iv) the Notes to Consolidated Condensed Financial Statements.

(1)

Upon completion of the merger transaction, the Articles of Incorporation of Mercury New Holdco, Inc. will be amended and restated. A form of the Amended and Restated Articles of Incorporation was filed as Exhibit 3.3 to the registration statement on Form S-4 (file No. 333-195850), as amended, filed by Mercury New Holdco, Inc. with the SEC, which was declared effective on July 24, 2014.

(2)

Upon completion of the merger transaction, the By-laws of Mercury New Holdco, Inc. will be amended and restated. A form of the amended and restated By-laws was filed as Exhibit 3.4 to the registration statement on Form S-4 (file No. 333-195850), as amended, filed by Mercury New Holdco, Inc. with the SEC, which was declared effective on July 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCURY NEW HOLDCO, INC.

DATE: September 5, 2014	/s/ George L. Mahoney
George L. Mahoney
President (Principal Executive Officer)

DATE: September 5, 2014	/s/ James F. Woodward
James F. Woodward
Treasurer (Principal Financial Officer)