Form 10-Q
period 2014-09-30
Mercury New Holdco, Inc.
filed 2014-11-06
CIK 1606355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

     Yes            X                      No

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2014.

Common stock (no par value):          100

MERCURY NEW HOLDCO, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2014

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets – September 30, 2014 and March 19, 2014	1

	Consolidated Condensed Statements of Comprehensive Income – Three months ended September 30, 2014 and for the period from March 19, 2014 (date of incorporation) to September 30, 2014	3

	Consolidated Condensed Statements of Cash Flows – Period from March 19, 2014 (date of incorporation) ended to September 30, 2014	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	7

Item 4.	Controls and Procedures	7

Part II. Other Information

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 6.	Exhibits	9

	(a) Exhibits

Signatures		10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mercury New Holdco, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands, except shares)

ASSETS
	September 30,	March 19,
	2014	2014
Current assets:
Total current assets	$-	$-

Total assets	$-	$-

See accompanying notes.

Mercury New Holdco, Inc.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited, In thousands, except shares)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	March 19,
	2014	2014
Current liabilities:
Total current liabilities	$-	$-

Total liabilities	-	-

Commitments and contingencies

Stockholders' equity:
Common stock (no par value),
1,000 shares authorized, 100 shares issued and outstanding	0.1	0.1
Subscriptions receivable	(0.1)	(0.1)
Retained earnings	-	-
Total stockholders' equity	-	-
Total liabilities and stockholders' equity	$-	$-

See accompanying notes.

Mercury New Holdco, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, In thousands, except per share amounts)

Period from
March 19
	Three Months Ended	(Date of incorporation)
	September 30,	to September 30,
	2014	2014

Net operating revenue	$-	$-
Operating costs:
Total operating costs	-	-
Operating income	-	-
Other expense:
Total other expense	-	-

Income before income taxes	-	-
Income tax expense	-	-
Net income	-	-

Other comprehensive income	-	-
Total comprehensive income	$-	$-

Earnings per common share (basic and diluted):

Net earnings per common share (basic)	$-	$-

Net earnings per common share (assuming dilution)	$-	$-

Weighted-average common shares outstanding:
Basic	0.1	0.1
Diluted	0.1	0.1

See accompanying notes.

Mercury New Holdco, Inc.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, In thousands)

Period from
March 19
(Date of incorporation)
to September 30,
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

MERCURY NEW HOLDCO, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Organization and Basis of Presentation

Organization

Mercury New Holdco, Inc.

Mercury New Holdco, Inc. (“New Holdco”), is a Virginia corporation and a direct, wholly owned subsidiary of Media General, Inc. (“Media General”). New Holdco was formed on March 19, 2014, solely to effect the combination of Media General and LIN Media LLC (“LIN”) by merging Mercury Merger Sub 1, Inc., its direct, wholly owned subsidiary, with and into Media General, and merging Mercury Merger Sub 2, LLC, its direct, wholly owned subsidiary, with and into LIN, in each case, as provided for in their merger agreement dated as of March 21, 2014, as amended on August 20, 2014. New Holdco has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incidental to its formation and matters contemplated by the merger agreement, as amended, from its March 19, 2014 date of incorporation through September 30, 2014.

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

New Holdco has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incidental to its formation and matters contemplated by the merger agreement, as amended, from its March 19, 2014 date of incorporation through September 30, 2014.

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

Item 4.          Controls and Procedures

New Holdco’s management, including the principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of New Holdco’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, New Holdco’s management, including the principal executive officer and principal financial officer, concluded that the New Holdco’s disclosure controls and procedures were effective as of September 30, 2014. There have been no significant changes in New Holdco’s internal controls or in other factors that are reasonably likely to adversely affect internal control during the period from March 19, 2014 (date of incorporation) to September 30, 2014.

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

MERCURY NEW HOLDCO, INC.

DATE: November 6, 2014	/s/ George L. Mahoney
George L. Mahoney
President (Principal Executive Officer)

DATE: November 6, 2014	/s/ James F. Woodward
James F. Woodward
Treasurer (Principal Financial Officer)